Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP CORTS TR FOR VERIZON GLOB FUND NOTE
filed 2007-03-28
CIK 1283319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:                    Commission File Number:
      December 31, 2006                                001-32080

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

                             Yes X(1)          No __

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

                             Yes  __          No  X



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


   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                 successor thereto

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

Item 14.      Controls and Procedures

              Not Applicable

                                     PART IV

Item 15.      Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

     3. Exhibits:


        99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        99.2   Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


         1. Trustee's Distribution Statement for the June 1, 2006 Distribution Date filed on Form 8-K on June 14, 2006.

         2. Trustee's Distribution Statement for the December 1, 2006 Distribution Date filed on Form 8-K on December 8, 2006.



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

                                 Structured Products Corp., as depositor for the Trusts (the "Registrant")




Dated:  March 28, 2007                             By:      /s/ John W. Dickey
                                                   -----------------------------
                                                   Name:    John W. Dickey
                                                   Title:   Authorized Signatory

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


                                                 By:       /s/ John W. Dickey
                                                 ------------------------------
                                                 Name:     John W. Dickey
                                                 Title:    Authorized Signatory
                                                 Date:     March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Verizon Global Funding Notes, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                            /s/ Marlene Fahey
                                                    -----------------------
                                                    Name:   Marlene Fahey
                                                    Title:  Vice President
                                                    Date:   March 28, 2007

                                  EXHIBIT INDEX

  Exhibit                                                                   Page
    99.1     Certification by Assistant Secretary, Assistant Vice
             President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

    99.2     Annual Compliance Report by Trustee pursuant to 15
             U.S.C. Section 7241.